Form 10-K
period 2019-12-31
WFRBS Commercial Mortgage Trust 2013-C13
filed 2020-03-19
CIK 1572493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(203) 897-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the general master servicer (except with respect to those mortgage loans for which Prudential Asset Resources, Inc. is the primary servicer) of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 301 South College Street Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the general master servicer  (except with respect to those mortgage loans for which Prudential Asset Resources, Inc. is the primary servicer) under the Pooling and Servicing Agreement  and the primary servicer of the 301 South College Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement of the certificate administrator of the 301 South College Street Mortgage Loan listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because it is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

33.2        National Cooperative Bank, N.A. (f/k/a NCB, FSB), as NCB Master Servicer

33.3        LNR Partners, LLC, as General Special Servicer

33.4        National Cooperative Bank, N.A. (f/k/a NCB, FSB), as NCB Co-op Special Servicer (see Exhibit 33.2)

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

33.11      Prudential Asset Resources, Inc., as Primary Servicer

33.12      Wells Fargo Bank, National Association, as Primary Servicer of the 301 South College Street Mortgage Loan (see Exhibit 33.1)

33.13      Rialto Capital Advisors, LLC, as Special Servicer of the 301 South College Street Mortgage Loan

33.14      U.S. Bank National Association, as Trustee of the 301 South College Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.15      Wells Fargo Bank, National Association, as Custodian of the 301 South College Street Mortgage Loan (see Exhibit 33.7)

33.16      Pentalpha Surveillance LLC, as Trust Advisor of the 301 South College Street Mortgage Loan

33.17      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 301 South College Street Mortgage Loan (see Exhibit 33.9)

33.18      National Tax Search, LLC, as Servicing Function Participant of the 301 South College Street Mortgage Loan (see Exhibit 33.10)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Wells Fargo Bank, National Association, as General Master Servicer

34.2        National Cooperative Bank, N.A. (f/k/a NCB, FSB), as NCB Master Servicer

34.3        LNR Partners, LLC, as General Special Servicer

34.4        National Cooperative Bank, N.A. (f/k/a NCB, FSB), as NCB Co-op Special Servicer (see Exhibit 34.2)

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

34.11      Prudential Asset Resources, Inc., as Primary Servicer

34.12      Wells Fargo Bank, National Association, as Primary Servicer of the 301 South College Street Mortgage Loan (see Exhibit 34.1)

34.13      Rialto Capital Advisors, LLC, as Special Servicer of the 301 South College Street Mortgage Loan

34.14      U.S. Bank National Association, as Trustee of the 301 South College Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.15      Wells Fargo Bank, National Association, as Custodian of the 301 South College Street Mortgage Loan (see Exhibit 34.7)

34.16      Pentalpha Surveillance LLC, as Trust Advisor of the 301 South College Street Mortgage Loan

34.17      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 301 South College Street Mortgage Loan (see Exhibit 34.9)

34.18      National Tax Search, LLC, as Servicing Function Participant of the 301 South College Street Mortgage Loan (see Exhibit 34.10)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as General Master Servicer

35.2        National Cooperative Bank, N.A. (f/k/a NCB, FSB), as NCB Master Servicer

35.3        LNR Partners, LLC, as General Special Servicer

35.4        National Cooperative Bank, N.A. (f/k/a NCB, FSB), as NCB Co-op Special Servicer (see Exhibit 35.2)

35.5        Wells Fargo Bank, National Association, as Certificate Administrator

35.6        Prudential Asset Resources, Inc., as Primary Servicer

35.7        Wells Fargo Bank, National Association, as Primary Servicer of the 301 South College Street Mortgage Loan (see Exhibit 35.1)

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

Date: March 18, 2020